Form 10-K405/A
OHIO POWER CO
filed 1995-05-25
CIK 73986

=================================================================


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   ---------------

                                     FORM 10-K/A

                                   ---------------

          (Mark One)

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended December 31, 1994

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For   the   transition    period   from   _____________   to
          ______________


                                   ---------------


          Commission   Registrant; State of Incorporation;  I.R.S. Employer
          File  Number   Address; and Telephone Number       Identification
          No.

            1-6543       Ohio Power Company                    31-4271000
                         (An Ohio Corporation)
                         301 Cleveland Avenue, S.W.
                         Canton, Ohio 44702
                         Telephone (216) 456-8173

                                   ---------------





          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K of the Annual Report on Form 10-K of Ohio Power Company for the year ended December 31, 1994 is amended to read as follows:

          "ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORT ON FORM 8-K

          (a)   The following documents are filed as a part of this report:

             1. Financial Statements:                                     Page

                The following financial statements have been incorporated herein by reference pursuant to Item 8.

                   Consolidated Statements of  Income for the years  ended
                     December 31, 1994, 1993 and 1992; Consolidated Balance Sheets as of December 31, 1994 and 1993; Consolidated Statements of Cash Flows for the years
                     ended   December   31,    1994,   1993   and   1992;
                     Consolidated Statements of Retained Earnings for the years ended December 31, 1994, 1993 and 1992;
                     Notes   to   Consolidated    Financial   Statements;
                     Independent Auditors' Report.

             2. Financial Statement Schedules:

                   Financial Statement Schedules are listed in the Index to
                     Financial Statement Schedules (Certain schedules have been omitted because the required information is contained in the notes to financial statements or because such schedules are not required or are not applicable.) (previously filed)

                   Independent Auditors' Report (previously filed)

             3. Exhibits:

                   Exhibits for OPCo are listed in the Exhibit Index and
                     are incorporated herein by reference.                 E-1

          (b) No Reports on Form 8-K were filed during the quarter ended December 31, 1994."





                                      SIGNATURES


               PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED. THE SIGNATURE OF THE UNDERSIGNED COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

                                             Ohio Power Company


                                                By:_/s/ G. P. Maloney____
                                                      (G. P. Maloney,
                                                      Vice President)
          Date:  May 24, 1995

               PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO THE ABOVE-NAMED COMPANY AND ANY SUBSIDIARIES THEREOF.

                     SIGNATURE                  TITLE              DATE

         (i) PRINCIPAL EXECUTIVE OFFICER:

               *E. Linn Draper, Jr.    Chairman of the Board,  May 24, 1995
                                       Chief Executive Officer
                                            and Director

         (ii) PRINCIPAL FINANCIAL OFFICER:

               _/s/ G. P. Maloney__        Vice President      May 24, 1995
                  (G. P. Maloney)           and Director

        (iii) PRINCIPAL ACCOUNTING OFFICER:

                  *P. J. DeMaria           Vice President      May 24, 1995
                                            Treasurer and
                                              Director

         (iv) A MAJORITY OF THE DIRECTORS:

                  *C. A. Erikson
                   *Henry Fayne
                   *Wm. J. Lhota
                *James J. Markowsky

           *By:_/s/ G. P. Maloney_______                       May 24, 1995
         (G. P. Maloney, Attorney-in-Fact)





                                    EXHIBIT INDEX


               Certain of the following exhibits, designated with an asterisk(*), were previously filed with the Annual Report on Form 10-K of Ohio Power Company for the year ended December 31, 1994. Certain of the following exhibits, designated with a double asterisk (**), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and, pursuant to 17 C.F.R. Sections 201.24 and 240.12b-32, are incorporated herein by reference to the documents indicated
          in  brackets following  the  descriptions   of  such   exhibits.
          Exhibits, designated with a plus (+), are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

          OPCo++

          Exhibit Number                     Description

             3(a)    --  Copy of Amended Articles of Incorporation of OPCo,
                         and   amendments  thereto  to  December  31,  1993
                         [Registration  Statement   No.  33-50139,  Exhibit
                         4(a); Annual Report  on Form 10-K of OPCo  for the
                         fiscal year  ended December 31, 1993,  File No. 1-
                         6543, Exhibit 3(b)].
            *3(b)    --  Certificate  of Amendment  to Amended  Articles of
                         Incorporation of OPCo, dated May 3, 1994.
            *3(c)    --  Composite   copy  of   the  Amended   Articles  of
                         Incorporation of OPCo, as amended.
             3(d)    --  Copy of Code of Regulations of OPCo [Annual Report
                         on Form  10-K of OPCo  for the  fiscal year  ended
                         December 31, 1990, File No. 1-6543, Exhibit 3(d)].
             4(a)    --  Copy of Mortgage  and Deed of  Trust, dated as  of
                         October  1, 1938,  between OPCo  and Manufacturers
                         Hanover  Trust  Company  (now  Chemical  Bank), as
                         Trustee, as amended and supplemented [Registration
                         Statement  No.  2-3828, Exhibit  B-4; Registration
                         Statement No. 2-60721, Exhibits  2(c)(2), 2(c)(3),
                         2(c)(4),   2(c)(5),  2(c)(6),   2(c)(7),  2(c)(8),
                         2(c)(9),  2(c)(10), 2(c)(11),  2(c)(12), 2(c)(13),
                         2(c)(14), 2(c)(15),  2(c)(16), 2(c)(17), 2(c)(18),
                         2(c)(19), 2(c)(20),  2(c)(21), 2(c)(22), 2(c)(23),
                         2(c)(24), 2(c)(25),  2(c)(26), 2(c)(27), 2(c)(28),
                         2(c)(29),  2(c)(30),  and  2(c)(31);  Registration
                         Statement No. 2-83591, Exhibit  4(b); Registration
                         Statement   No.   33-21208,   Exhibits   4(a)(ii),
                         4(a)(iii) and 4(a)(vi); Registration Statement No.
                         33-31069, Exhibit 4(a)(ii); Registration Statement
                         No.   33-44995,  Exhibit   4(a)(ii);  Registration
                         Statement   No.   33-59006,   Exhibits   4(a)(ii),
                         4(a)(iii) and 4(a)(iv); Registration Statement No.
                         33-50373,   Exhibits   4(a)(ii),   4(a)(iii)   and
                         4(a)(iv); Annual  Report on Form 10-K  of OPCo for





                         the fiscal year ended  December 31, 1993, File No.
                         1-6543, Exhibit 4(b)].
            10(a)(1) --  Copy of  Power Agreement, dated October  15, 1952, between  OVEC and United States of America, acting
                         by  and  through the  United States  Atomic Energy
                         Commission,  and, subsequent to  January 18, 1975,
                         the  Administrator  of  the  Energy  Research  and
                         Development     Administration,     as     amended
                         [Registration Statement No. 2-60015, Exhibit 5(a);
                         Registration   Statement   No.  2-63234,   Exhibit
                         5(a)(1)(B);  Registration  Statement No.  2-66301,
                         Exhibit 5(a)(1)(C); Registration Statement  No. 2-
                         67728, Exhibit 5(a)(1)(D);  Annual Report on  Form
                         10-K of  APCo for  the fiscal year  ended December
                         31,  1989, File  No. 1-3457,  Exhibit 10(a)(1)(F);
                         Annual Report on  Form 10-K of APCo for the fiscal
                         year  ended December  31, 1992,  File No.  1-3457,
                         Exhibit 10(a)(1)(B)].
            10(a)(2) --  Copy  of Inter-Company Power Agreement, dated July
                         10, 1953, among OVEC and the Sponsoring Companies,
                         as  amended  [Registration Statement  No. 2-60015,
                         Exhibit 5(c); Registration Statement  No. 2-67728,
                         Exhibit 5(a)(3)(B); Annual Report on Form 10-K  of
                         APCo  for the fiscal year ended December 31, 1992,
                         File No. 1-3457, Exhibit 10(a)(2)(B)].
            10(a)(3) --  Copy  of  Power Agreement,  dated  July  10, 1953,
                         between   OVEC   and   Indiana-Kentucky   Electric
                         Corporation,  as  amended [Registration  Statement
                         No. 2-60015, Exhibit 5(e)].
            10(b)    --  Copy  of Interconnection Agreement,  dated July 6,
                         1951, between APCo, CSPCo, KEPCo, I&M and OPCo and
                         with   the   Service   Corporation,   as   amended
                         [Registration Statement No. 2-52910, Exhibit 5(a);
                         Registration Statement No. 2-61009,  Exhibit 5(b);
                         Annual Report on  Form 10-K of AEP  for the fiscal
                         year ended December 31, 1990, File 1-3525, Exhibit
                         10(a)(3)].
            10(c)    --  Copy  of Transmission  Agreement,  dated April  1,
                         1984, among APCo, CSPCo, I&M, KEPCo, OPCo and with
                         the Service Corporation as agent [Annual Report on
                         Form  10-K  of  AEP  for  the  fiscal  year  ended
                         December 31, 1985, File No. 1-3525, Exhibit 10(b);
                         Annual  Report on Form 10-K  of AEP for the fiscal
                         year  ended December  31,  1988, File  No. 1-3525,
                         Exhibit 10(b)(2)].
            10(d)    --  Copy of Interim Allowance Agreement [Annual Report
                         on  Form 10-K  of APCo  for the fiscal  year ended
                         December  31,  1994,  File  No.   1-3457,  Exhibit
                         10(d)].
            10(e)    --  Copy of  Agreement, dated  June 18,  1968, between
                         OPCo  and Kaiser  Aluminum &  Chemical Corporation
                         (now known as Ravenswood Aluminum Corporation) and
                         First Supplemental Agreement thereto [Registration
                         Statement No. 2-31625, Exhibit 4(c); Annual Report





                         on  Form 10-K  of OPCo for  the fiscal  year ended
                         December  31,  1986,   File  No.  1-6543,  Exhibit
                         10(d)(2)].
            10(f)    --  Copy  of Power Agreement, dated November 16, 1966,
                         between OPCo and  Ormet Generating Corporation and
                         First   Supplemental  Agreement   thereto  [Annual
                         Report on Form  10-K of OPCo  for the fiscal  year
                         ended December 31, 1993,  File No. 1-6543, Exhibit
                         10(e)].
            10(g)    --  Copy of Amendment No. 1, dated October 1, 1973, to
                         Station  Agreement dated  January  1, 1968,  among
                         OPCo, Buckeye and Cardinal Operating  Company, and
                         amendments thereto  [Annual Report on Form 10-K of
                         OPCo for the fiscal  year ended December 31, 1993,
                         File No. 1-6543, Exhibit 10(f)].
           +10(h)(1) --  AEP  Deferred  Compensation Agreement  for certain executive officers [Annual Report  on Form 10-K of
                         AEP for  the fiscal year ended  December 31, 1985,
                         File No. 1-3525, Exhibit 10(e)].
           +10(h)(2) --  Amendment to AEP  Deferred Compensation  Agreement
                         for  certain executive officers  [Annual Report on
                         Form  10-K  of  AEP  for  the  fiscal  year  ended
                         December  31,  1986,   File  No.  1-3525,  Exhibit
                         10(d)(2)].
           +10(i)(1) --  Management  Incentive  Compensation  Plan  [Annual
                         Report on  Form 10-K  of AEP  for the  fiscal year
                         ended December  31, 1994, File No. 1-3525, Exhibit
                         10(i)(1)].
           +10(i)(2) --  American Electric Power  System Performance  Share
                         Incentive  Plan, as  Amended and  Restated through
                         January 1, 1995 [Annual Report on Form 10-K of AEP
                         for the fiscal year  ended December 31, 1994, File
                         No. 1-3525, Exhibit 10(i)(2)].
           +10(j)(1) --  Excess Benefits Plan [Annual  Report on Form  10-K
                         of  AEP for  the  fiscal year  ended December  31,
                         1993, File No. 1-3525, Exhibit 10(g)(1)(A)].
           +10(j)(2) --  AEP   System   Supplemental  Savings   Plan  (Non-
                         Qualified) [Annual Report on  Form 10-K of AEP for
                         the fiscal year ended  December 31, 1993, File No.
                         1-3525, Exhibit 10(g)(2)].
           +10(j)(3) --  Umbrella Trust   for Executives [Annual  Report on
                         Form  10-K  of  AEP  for  the  fiscal  year  ended
                         December   31,  1993,  File  No.  1-3525,  Exhibit
                         10(g)(3)].
           +10(k)(1) --  Employment  Agreement between E.  Linn Draper, Jr.
                         and AEP and the Service Corporation [Annual Report on Form 10-K of AEGCo for the fiscal year ended
                         December  31,  1991,  File  No.  0-18135,  Exhibit
                         10(g)(2)].
            10(l)(1) --  Agreement for Lease dated as of September 17, 1992 between JMG Funding, Limited Partnership  and OPCo
                         [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1992, File No. 1-6543,
                         Exhibit 10(l)].





          **10(l)(2) --  Lease  Agreement  dated January  20,  1995 between
                         OPCo  and JMG  Funding,  Limited Partnership,  and
                         amendment thereto.
           *12       --  Statement re: Computation of Ratios.
           *13       --  Copy  of those  portions of  the OPCo  1994 Annual
                         Report  (for the  fiscal year  ended  December 31,
                         1994) which are incorporated by reference  in this
                         filing.
            21       --  List  of subsidiaries  of  OPCo [Annual  Report on
                         Form  10-K  of  AEP  for  the  fiscal  year  ended
                         December 31, 1994, File No. 1-3525, Exhibit 21].
           *23       --  Consent of Deloitte & Touche LLP.
           *24       --  Power of Attorney.
           *27       --  Financial Data Schedules.

                                    --------------

          ++Certain instruments defining the rights of holders of long-term debt of the registrant included in the financial statements of registrant filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrant. The registrant hereby agrees to furnish a copy of any such omitted instrument to the SEC upon request.