Form 10-Q
period 1998-03-31
OHIO POWER CO
filed 1998-05-14
CIK 73986

THE CONSOLIDATED 10-Q FOR AMERICAN ELECTRIC POWER CO., INC. AND
SUBSIDIARIES IS REQUESTED TO BE INCLUDED AS PART OF THE FILING.

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended MARCH 31, 1998

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For The Transition Period from          to

Commission           Registrant; State of Incorporation;    I. R. S. Employer
File Number          Address; and Telephone Number          Identification No.
  1-3525      AMERICAN ELECTRIC POWER COMPANY, INC.                13-4922640
              (A New York Corporation)
              1 Riverside Plaza, Columbus, Ohio  43215
              Telephone (614) 223-1000

  0-18135     AEP GENERATING COMPANY (An Ohio Corporation)         31-1033833
              1 Riverside Plaza, Columbus, Ohio  43215
              Telephone (614) 223-1000

  1-3457      APPALACHIAN POWER COMPANY (A Virginia Corporation)   54-0124790
              40 Franklin Road, Roanoke, Virginia  24011
              Telephone (540) 985-2300

  1-2680      COLUMBUS SOUTHERN POWER COMPANY
              (An Ohio Corporation)                                31-4154203
              215 North Front Street, Columbus, Ohio  43215
              Telephone (614) 464-7700

  1-3570      INDIANA MICHIGAN POWER COMPANY
              (An Indiana Corporation)                             35-0410455
              One Summit Square
              P.O. Box 60, Fort Wayne, Indiana  46801
              Telephone (219) 425-2111

  1-6858      KENTUCKY POWER COMPANY (A Kentucky Corporation)      61-0247775
              1701 Central Avenue, Ashland, Kentucky  41101
              Telephone (800) 572-1141

  1-6543      OHIO POWER COMPANY (An Ohio Corporation)             31-4271000
              301 Cleveland Avenue S.W., Canton, Ohio  44702
              Telephone (330) 456-8173

AEP Generating Company, Columbus Southern Power Company and Kentucky Power
Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                        Yes   X          No
The number of shares outstanding of American Electric Power Company, Inc. Common
Stock, par value $6.50, at April 30, 1998 was 190,428,046.
/TABLE

       AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                 FORM 10-Q

                    For The Quarter Ended March 31, 1998
                                   INDEX

                                                                          Page
Part I.  FINANCIAL INFORMATION
           American Electric Power Company, Inc. and Subsidiary Companies:
             Consolidated Statements of Income and
               Statements of Retained Earnings. . . . . . . . . . . . . . A-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . A-2 - A-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . A-4
             Notes to Consolidated Financial Statements . . . . . . . . . A-5 - A-7
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . A-8 - A-10

           AEP Generating Company:
             Statements of Income and Statements of Retained Earnings . . B-1
             Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . B-2 - B-3
             Statements of Cash Flows . . . . . . . . . . . . . . . . . . B-4
             Notes to Financial Statements. . . . . . . . . . . . . . . . B-5
             Management's Narrative Analysis of Results of Operations . . B-6 - B-7

           Appalachian Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . C-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . C-2 - C-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . C-4
             Notes to Consolidated Financial Statements . . . . . . . . . C-5 - C-6
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . C-7 - C-8

           Columbus Southern Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . D-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . D-2 - D-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . D-4
             Notes to Consolidated Financial Statements . . . . . . . . . D-5 - D-6
             Management's Narrative Analysis of Results of Operations . . D-7 - D-8

           Indiana Michigan Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . E-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . E-2 - E-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . E-4
             Notes to Consolidated Financial Statements . . . . . . . . . E-5 - E-6
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . E-7 - E-8

           Kentucky Power Company:
             Statements of Income and Statements of Retained Earnings . . F-1
             Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . F-2 - F-3
             Statements of Cash Flows . . . . . . . . . . . . . . . . . . F-4
             Notes to Financial Statements. . . . . . . . . . . . . . . . F-5 - F-6
             Management's Narrative Analysis of Results of Operations . . F-7 - F-8


                                    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                        FORM 10-Q

                                    For The Quarter Ended March 31, 1998

                                          INDEX

                                                                        Page
           Ohio Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . G-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . G-2 - G-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . G-4
             Notes to Consolidated Financial Statements . . . . . . . . G-5 - G-6
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . G-7 - G-8


Part II. OTHER INFORMATION

           Item 5 . . . . . . . . . . . . . . . . . . . . . . . . . . . II-1
           Item 6 . . . . . . . . . . . . . . . . . . . . . . . . . . . II-2

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-3




   This combined Form 10-Q is separately filed by American Electric Power Company, Inc.,
AEP Generating Company, Appalachian Power Company, Columbus Southern Power Company, Indiana
Michigan Power Company, Kentucky Power Company and Ohio Power Company.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.
Each registrant makes no representation as to information relating to the other registrants.

       AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per-share amounts)
                                (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                              1998           1997
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . $2,170,582     $1,492,069

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .    437,979        408,289
  Purchased Power. . . . . . . . . . . . . . . . . . . . .    708,502         26,408
  Other Operation. . . . . . . . . . . . . . . . . . . . .    291,499        302,280
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .    119,943         99,385
  Depreciation and Amortization. . . . . . . . . . . . . .    143,616        151,952
  Taxes Other Than Federal Income Taxes. . . . . . . . . .    125,173        126,614
  Federal Income Taxes . . . . . . . . . . . . . . . . . .     87,938        105,163
         TOTAL OPERATING EXPENSES. . . . . . . . . . . . .  1,914,650      1,220,091
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .    255,932        271,978
NONOPERATING INCOME. . . . . . . . . . . . . . . . . . . .        794          4,509
INCOME BEFORE INTEREST CHARGES AND PREFERRED DIVIDENDS . .    256,726        276,487
INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .    103,551         93,822
PREFERRED STOCK DIVIDEND REQUIREMENTS OF SUBSIDIARIES. . .      2,589         10,103
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . $  150,586     $  172,562
AVERAGE NUMBER OF SHARES OUTSTANDING . . . . . . . . . . .    190,084        188,347
EARNINGS PER SHARE . . . . . . . . . . . . . . . . . . . .      $0.79          $0.92
CASH DIVIDENDS PAID PER SHARE. . . . . . . . . . . . . . .      $0.60          $0.60



                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
                                                              1998           1997
                                                                 (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . $1,605,017     $1,547,746

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .    150,586        172,562

DEDUCTIONS:
  Cash Dividends Declared. . . . . . . . . . . . . . . . .    113,996        112,943
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .       -              (411)

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . $1,641,607     $1,607,776

See Notes to Consolidated Financial Statements.
/TABLE

       AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                             March 31,    December 31,
                                                               1998           1997
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $ 9,497,574     $ 9,493,158
  Transmission . . . . . . . . . . . . . . . . . . . .       3,531,071       3,501,580
  Distribution . . . . . . . . . . . . . . . . . . . .       4,641,887       4,654,234
  General (including mining assets and nuclear fuel) .       1,610,709       1,604,671
  Construction Work in Progress. . . . . . . . . . . .         408,740         342,842
          Total Electric Utility Plant . . . . . . . .      19,689,981      19,596,485
  Accumulated Depreciation and Amortization. . . . . .       8,080,362       7,963,636

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      11,609,619      11,632,849




OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .       1,483,751       1,358,810




CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         133,190          91,481
  Accounts Receivable (net). . . . . . . . . . . . . .         714,868         667,518
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         218,597         224,967
  Materials and Supplies . . . . . . . . . . . . . . .         263,178         263,613
  Accrued Utility Revenues . . . . . . . . . . . . . .         163,345         189,191
  Prepayments. . . . . . . . . . . . . . . . . . . . .          92,457          81,366

          TOTAL CURRENT ASSETS . . . . . . . . . . . .       1,585,635       1,518,136




REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .       1,833,663       1,817,540



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         285,735         288,011



            TOTAL. . . . . . . . . . . . . . . . . . .     $16,798,403     $16,615,346

See Notes to Consolidated Financial Statements.

       AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                             March 31,    December 31,
                                                               1998           1997
                                                                  (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock-Par Value $6.50:
                                 1998         1997
    Shares Authorized . . . .300,000,000   300,000,000
    Shares Issued . . . . . .199,374,727   198,989,981
    (8,999,992 shares were held in treasury) . . . . .     $ 1,295,936     $ 1,293,435
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       1,795,378       1,778,782
  Retained Earnings. . . . . . . . . . . . . . . . . .       1,641,607       1,605,017
          Total Common Shareholders' Equity. . . . . .       4,732,921       4,677,234
  Cumulative Preferred Stocks of Subsidiaries:
    Not Subject to Mandatory Redemption. . . . . . . .          46,566          46,724
    Subject to Mandatory Redemption. . . . . . . . . .         127,605         127,605
  Long-term Debt . . . . . . . . . . . . . . . . . . .       5,181,556       5,129,463

          TOTAL CAPITALIZATION . . . . . . . . . . . .      10,088,648       9,981,026

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       1,307,883       1,246,537

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .         120,285         294,454
  Short-term Debt. . . . . . . . . . . . . . . . . . .         640,150         555,075
  Accounts Payable . . . . . . . . . . . . . . . . . .         342,162         353,256
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         416,331         380,771
  Interest Accrued . . . . . . . . . . . . . . . . . .         110,284          76,361
  Obligations Under Capital Leases . . . . . . . . . .         100,784         101,089
  Other. . . . . . . . . . . . . . . . . . . . . . . .         325,541         322,687

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       2,055,537       2,083,693

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       2,552,020       2,560,921

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .         370,502         376,250

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .         229,001         231,320

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         194,812         135,599

CONTINGENCIES (Note 5)

            TOTAL. . . . . . . . . . . . . . . . . . .     $16,798,403     $16,615,346

See Notes to Consolidated Financial Statements.

       AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Three Months Ended
                                                                     March 31,
                                                                 1998         1997
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 150,586     $ 172,562
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    153,576       151,716
    Deferred Federal Income Taxes. . . . . . . . . . . . . .      8,333        (8,192)
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (5,748)       (5,836)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (47,350)      (45,745)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .      6,805        25,918
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     25,846        21,025
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .    (11,091)      (25,553)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (11,094)      (47,478)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     35,560        62,307
    Interest Accrued . . . . . . . . . . . . . . . . . . . .     33,923        36,406
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .     36,928        36,928
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (37,284)       42,953
        Net Cash Flows From Operating Activities . . . . . .    338,990       417,011

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (153,025)     (125,687)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,645)        1,048
        Net Cash Flows Used For Investing Activities . . . .   (160,670)     (124,639)

FINANCING ACTIVITIES:
  Issuance of Common Stock . . . . . . . . . . . . . . . . .     18,760        19,572
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    184,374       274,352
  Change in Short-term Debt (net). . . . . . . . . . . . . .     85,075        14,623
  Retirement of Cumulative Preferred Stock . . . . . . . . .       (117)     (382,932)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (310,707)      (76,500)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (113,996)     (112,943)
        Net Cash Flows Used For Financing Activities . . . .   (136,611)     (263,828)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .     41,709        28,544
Cash and Cash Equivalents at Beginning of Period . . . . . .     91,481        57,539
Cash and Cash Equivalents at End of Period . . . . . . . . .  $ 133,190     $  86,083

Supplemental Disclosure:
  Cash paid for interest net of  capitalized amounts was  $66,422,000 and $54,005,000 and for income taxes was $1,946,000 and $3,839,000  in 1998 and 1997, respectively.
  Noncash acquisitions  under capital leases were $47,365,000 and $56,916,000 in 1998 and 1997, respectively.

See Notes to Consolidated Financial Statements.

  AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998
                           (UNAUDITED)

1. GENERAL

        The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1997 Financial
   Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition as incorporated in and filed with the Form 10-K. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2. FINANCING AND RELATED ACTIVITIES

        During the first three months of 1998, subsidiaries issued two series of senior unsecured notes totaling $152 million ($52 million at 6.51% and $100 million at 7.20% due in 2008 and 2038, respectively,) and increased the outstanding balance under a long-term revolving credit agreement by $15 million.

        The proceeds and short-term debt were used during the first quarter to retire: first mortgage bonds totaling $250 million with interest rates ranging from 6-3/4% to 9.15% and due dates ranging from 1998 to 2022, $25 million of variable rate pollution control revenue bonds due in 2025 and a $16.7 million term loan with an interest rate of 6.85% at maturity.

        As a result of the redemption of the 6-3/4% series first mortgage bonds due in 1998, the restriction on the use of retained earnings for the payment of common stock dividends was reduced to $6 million.

        In April 1998 a subsidiary issued $100 million of 7.30% senior unsecured notes due in 2038 and in May another subsidiary redeemed $35 million of its 7% series first mortgage bonds at maturity. A subsidiary called $100 million of outstanding first mortgage bonds ($50 million each at 8.25% and 8.10%) due in 2002 for early redemption in May 1998 and issued $140 million of 7-3/8% senior unsecured notes due in 2038. Consequently the bonds were not reclassified as a current liability on the balance sheet.

3. NEW ACCOUNTING STANDARDS

        Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income," which is the total of net income and all transactions not included in net income affecting equity except those with shareholders. For the quarter ended March 31, 1998, there were no material differences between comprehensive income and net income.

        In the first quarter of 1998 the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization and amortization of certain costs of acquiring or developing internal use computer software. Previously the Company expensed all software acquisition and development costs. The SOP must be adopted at the beginning of a fiscal year with no restatement or retroactive adjustment of prior periods. The adoption of the SOP did not have a material effect on results of operations, cash flows or financial condition.

4. INVESTMENT IN YORKSHIRE

        The Company has a 50% ownership interest in Yorkshire Power Group Limited which is accounted for using the equity method of accounting and included in nonoperating income. The following amounts which are not included in AEP's consolidated financial statements represent summarized consolidated financial information of Yorkshire Power Group Limited for the three months ended March 31, 1998:

                                                (in millions)
   Income Statement Data:
     Operating Revenues                             $663.2
     Operating Income                                 89.7
     Net Income                                        6.9

5. CONTINGENCIES

   Taxes

        As discussed in Note 10, "Federal Income Taxes", of the Notes to Consolidated Financial Statements in the 1997 Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition, the Internal Revenue Service (IRS) agents auditing the federal income tax returns requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company should not be allowed. The Company filed a brief with the IRS National Office refuting the agents' position. No ruling has been received from the IRS National Office. Although no adjustments have been formally proposed, a disallowance of the COLI interest deductions through March 31, 1998 would reduce earnings by approximately $296 million (including interest). No provisions for this amount have been recorded. In the event the Company is unsuccessful it could have a material adverse impact on results of operations and cash flows.

        In order to resolve this issue without further delay, on March 24, 1998, the Company filed suit against the United States in the United States District Court for the Southern District of Ohio. Management believes that it has a meritorious position and will vigorously pursue this lawsuit.

   Cook Plant Shutdown

        As discussed in Note 4 of the Notes to Consolidated Financial Statements in the 1997 Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition, both units of the Cook Plant were shut down in September 1997 due to questions regarding the operability of certain safety systems during a Nuclear Regulatory Commission (NRC) architect engineer design inspection. The NRC issued a Confirmatory Action Letter in September 1997 requiring the Company to address the issues identified in the letter. Certain issues identified in the letter have been addressed. The Company is working with the NRC to resolve the remaining issues in the letter and other issues related to the restart of the units. At this time management is unable to determine when the units will be returned to service. If the units are not returned to service in a reasonable period of time, it could have a material adverse impact on results of operations, cash flows and possibly financial condition.

   Other

        The Company continues to be involved in certain other matters discussed in the 1997 Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

            FIRST QUARTER 1998 vs. FIRST QUARTER 1997

RESULTS OF OPERATIONS
     Net income decreased $22 million or 13% due primarily to the effect of mild weather on electricity sales to residential customers and damage from two severe snowstorms. The outage of the Cook Nuclear Plant limited the amount of energy the AEP System was able to sell to other utilities in the first quarter of 1998.
     Income statement line items which changed significantly were:
                                              Increase (Decrease)
                                              (in millions)   %

     Operating Revenues . . . . . . . . . .      $678.5       45
     Fuel Expense . . . . . . . . . . . . .        29.7        7
     Purchased Power Expense. . . . . . . .       682.1      N.M.
     Other Operation Expense. . . . . . . .       (10.8)      (4)
     Maintenance Expense. . . . . . . . . .        20.6       21
     Depreciation and Amortization. . . . .        (8.3)      (5)
     Federal Income Taxes . . . . . . . . .       (17.2)     (16)
     Interest Charges . . . . . . . . . . .         9.7       10
     Preferred Stock Dividend
       Requirements of Subsidiaries . . . .        (7.5)     (74)

     N.M. = Not Meaningful

     The significant increase in operating revenues was predominantly due to a substantial increase in wholesale sales from a new power marketing business started in July 1997. The power marketing business involves the purchase and sale of large quantities of electricity. The increase in wholesale sales and related revenues were offset by a nearly equivalent increase in power purchases by the new power marketing operation resulting in a minor positive impact on net income.
     While wholesale sales increased, retail sales were unchanged as a 4% decline in weather-sensitive residential sales was offset by growth related increases in commercial and industrial sales. Moderate temperatures throughout the winter months were responsible for the decrease in residential customers' energy usage.

     The increase in fuel expense is primarily attributable to an increase in the average cost of fuel consumed reflecting the unavailability of lower cost nuclear generation due to the unplanned outage of both nuclear units in 1998.
     Purchases of electricity for the power marketing business caused the significant increase in purchased power expense.
     The decrease in other operation expense is primarily due to a refund of nuclear insurance policy premiums and reduced employee pension and benefit costs.
     Maintenance expense increased due to expenditures for repair of transmission and distribution facilities resulting from two snowstorms in the Company's Kentucky, Virginia and West Virginia service territories.
     The reduction in depreciation and amortization expense reflects the completion of the amortization of deferrals under rate phase-in plans by two subsidiaries. Net income was not affected by the completion of the phase-in amortizations since the recovery of the amortization in revenues ceased concurrent with the amortization.
     The decrease in federal income tax expense attributable to operations was primarily due to a decrease in pre-tax operating income and changes in certain book/tax differences accounted for on a flow-through basis for rate-making purposes.
     Additional borrowings to fund the Company's non-regulated operations (including the investment in Yorkshire Electricity Group plc) and to refinance reacquired preferred stock were the primary reason interest charges increased.
     Preferred stock dividend requirements of subsidiaries decreased due to the reacquisition of over 4 million shares of cumulative preferred stock in March and April 1997.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the current period were $201 million.
     During the quarter subsidiaries issued $167 million principal amount of long-term debt at interest rates ranging from 5.8675% to 7.20%, retired $267 million principal amount of fixed rate long-term debt at interest rates ranging from 6.75% to 9.15% and $25 million of daily variable rate debt.
     In April 1998 a subsidiary issued
$100 million of 7.30% senior unsecured notes due in 2038 and in May another subsidiary redeemed
$35 million of its 7% series first mortgage bonds at maturity. A subsidiary called $100 million of outstanding first mortgage bonds
($50 million each at 8.10% and 8.25%) due in 2002 for early redemption in May 1998 and issued $140 million of 7-3/8% senior unsecured notes due in 2038. Consequently the bonds were not reclassified as a current liability on the balance sheet.
Market Risks
     The Company as a major power producer, a trader of electricity and gas and an investor in foreign operations has certain financial market risks inherent in its routine business activities. The trading of electricity and gas and related future contracts exposes the Company to commodity price fluctuations. The Company is subject to currency translation rate risk from investment in two foreign currency denominated joint ventures. Short- and long-term borrowings to fund business operations exposes the Company to changes in interest rates. From December 31, 1997 through March
31, 1998 there have been no material changes in the Company's exposures to market risks from that discussed under "Market Risks" in the December 31, 1997 Management's Discussion and Analysis of
Results of Operations and Financial Condition.

                           AEP GENERATING COMPANY
                            STATEMENTS OF INCOME
                                (UNAUDITED)
                                                                   Three Months Ended
                                                                        March 31,
                                                                   1998           1997
                                                                     (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . .   $54,052        $59,096

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22,501         27,350
  Rent - Rockport Plant Unit 2 . . . . . . . . . . . . . . . .    17,071         17,071
  Other Operation. . . . . . . . . . . . . . . . . . . . . . .     2,649          3,130
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .     2,178          2,386
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .     5,412          5,395
  Taxes Other Than Federal Income Taxes. . . . . . . . . . . .       943            879
  Federal Income Taxes . . . . . . . . . . . . . . . . . . . .       962            757

          TOTAL OPERATING EXPENSES . . . . . . . . . . . . . .    51,716         56,968

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . .     2,336          2,128

NONOPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .       829            850

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . . .     3,165          2,978

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . .       785            941

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,380        $ 2,037



                      STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   1998           1997
                                                                      (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . .    $2,528         $1,886

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .     2,380          2,037

CASH DIVIDENDS DECLARED. . . . . . . . . . . . . . . . . . . .     3,176          1,286

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . .    $1,732         $2,637



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                           AEP GENERATING COMPANY
                               BALANCE SHEETS
                                (UNAUDITED)
                                                             March 31,     December 31,
                                                               1998            1997
                                                                  (in thousands)

ASSETS
ELECTRIC UTILITY PLANT:

  Production. . . . . . . . . . . . . . . . . . . . . . . .  $627,953        $627,803
  General . . . . . . . . . . . . . . . . . . . . . . . . .     3,138           3,137
  Construction Work in Progress . . . . . . . . . . . . . .     3,688           2,510

          Total Electric Utility Plant. . . . . . . . . . .   634,779         633,450

  Accumulated Depreciation. . . . . . . . . . . . . . . . .   262,636         257,191


          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .   372,143         376,259


CURRENT ASSETS:

  Cash and Cash Equivalents . . . . . . . . . . . . . . . .       127             237
  Accounts Receivable - Affiliated Companies. . . . . . . .    17,731          20,710
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .    13,916          10,107
  Materials and Supplies. . . . . . . . . . . . . . . . . .     4,258           4,246
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .       340             368


          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .    36,372          35,668


REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .     6,164           5,639


DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . .     3,400           1,492




            TOTAL . . . . . . . . . . . . . . . . . . . . .  $418,079        $419,058

See Notes to Financial Statements.
/TABLE

                           AEP GENERATING COMPANY
                               BALANCE SHEETS
                                (UNAUDITED)
                                                              March 31,     December 31,
                                                                1998            1997
                                                                   (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $1,000:
    Authorized and Outstanding - 1,000 Shares . . . . . . .   $  1,000        $  1,000
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     39,235          39,235
  Retained Earnings . . . . . . . . . . . . . . . . . . . .      1,732           2,528
          Total Common Shareholder's Equity . . . . . . . .     41,967          42,763
  Long-term Debt. . . . . . . . . . . . . . . . . . . . . .     44,786          69,570

          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .     86,753         112,333

OTHER NONCURRENT LIABILITIES. . . . . . . . . . . . . . . .      1,133           1,259

CURRENT LIABILITIES:
  Short-term Debt - Notes Payable . . . . . . . . . . . . .     15,175          11,750
  Accounts Payable. . . . . . . . . . . . . . . . . . . . .     13,823           9,704
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      6,136           3,420
  Interest Accrued. . . . . . . . . . . . . . . . . . . . .        159             461
  Rent Accrued - Rockport Plant Unit 2. . . . . . . . . . .     23,427           4,963
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        840           3,747

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     59,560          34,045


DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2 . . . . . . . . . . . . . . . . . .    137,508         138,901

REGULATORY LIABILITIES:
  Deferred Investment Tax Credits . . . . . . . . . . . . .     69,175          70,016
  Amounts Due to Customers for Federal Income Tax . . . . .     31,051          31,375

          TOTAL REGULATORY LIABILITIES. . . . . . . . . . .    100,226         101,391

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .     32,899          31,129

            TOTAL . . . . . . . . . . . . . . . . . . . . .   $418,079        $419,058

See Notes to Financial Statements.
/TABLE

                           AEP GENERATING COMPANY
                          STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                               Three Months Ended
                                                                    March 31,
                                                               1998           1997
                                                                 (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  2,380       $  2,037
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    5,412          5,395
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    1,446          1,258
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (841)          (842)
    Amortization of Deferred Gain on Sale and Leaseback -
      Rockport Plant Unit 2. . . . . . . . . . . . . . . . .   (1,393)        (1,393)
    Deferred Property Taxes. . . . . . . . . . . . . . . . .   (2,385)        (2,217)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . . .    2,979         (1,910)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .   (3,821)         7,217
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    4,119         (4,485)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    2,716          2,470
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .   18,464         18,464
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .   (3,019)        (2,625)
        Net Cash Flows From Operating Activities . . . . . .   26,057         23,369

INVESTING ACTIVITIES - Construction Expenditures . . . . . .   (1,416)          (314)

FINANCING ACTIVITIES:
  Return of Capital to Parent Company. . . . . . . . . . . .     -            (2,000)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .  (25,000)          -
  Change in Short-term Debt (net). . . . . . . . . . . . . .    3,425         (9,575)
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .   (3,176)        (1,286)
        Net Cash Flows Used For Financing Activities . . . .  (24,751)       (12,861)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .     (110)        10,194
Cash and Cash Equivalents at Beginning of Period . . . . . .      237            139
Cash and Cash Equivalents at End of Period . . . . . . . . . $    127       $ 10,333

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $982,000 and $889,000 and for income taxes was $15,000 and $2,000 in 1998 and 1997, respectively.

See Notes to Financial Statements.
/TABLE

                      AEP GENERATING COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1998
                           (UNAUDITED)

1.   GENERAL

     The accompanying unaudited financial statements should be read in conjunction with the 1997 Annual Report as incorporated in and filed with the Form 10-K. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2.   FINANCING ACTIVITIES

     In March 1998 $25 million of pollution control revenue bonds due in 2025 were redeemed; $12.5 million of the 1995 Series A bonds and $12.5 million of the 1995 Series B bonds.

3.   NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income," which is the total of net income and all transactions not included in net income affecting equity except those with shareholders. For the quarter ended March 31, 1998, there were no material differences between comprehensive income and net income.

     In the first quarter of 1998 the Company adopted the American Institute of Certified Public Accountants' Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization and amortization of certain costs of acquiring or developing internal use computer software. Previously the Company expensed all software acquisition and development costs. The SOP must be adopted at the beginning of a fiscal year with no restatement or retroactive adjustment of prior periods. The adoption of the SOP did not have a material effect on results of operations, cash flows or financial condition.

                      AEP GENERATING COMPANY
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

            FIRST QUARTER 1998 vs. FIRST QUARTER 1997

     Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies and one unaffiliated utility pursuant to Federal Energy Regulatory Commission (FERC) approved long-term unit power agreements. The unit power agreements provide for recovery of the cost of producing the power including a FERC approved rate of return on common equity and a return on other capital net of temporary cash investments.
     Net income increased $0.3 million or 17% primarily as a result of the March 1998 redemption of $25 million of pollution control revenue bonds. The resultant reduction in interest charges caused net income to increase since decreased borrowing costs are not reflected in billings to customers as a component of the return on other capital until the subsequent month.
     Income statement line items which changed significantly were:
                                              Increase (Decrease)
                                              (in millions)   %

Operating Revenues                                $(5.0)      (9)
Fuel Expense                                       (4.8)     (18)
Other Operation Expense                            (0.5)     (15)
Maintenance Expense                                (0.2)      (9)
Federal Income Taxes                                0.2       27
Interest Charges                                   (0.2)     (17)

     The decrease in operating revenues reflects recovery of lower operating expenses primarily fuel expense.
     Fuel expense decreased due to a decrease in the average cost of fuel consumed due to lower coal prices and a reduction in generation in the first quarter of 1998 due to reduced availability of the Rockport Plant. Rockport Plant generation was reduced as a result of a planned general boiler inspection and repair outage for Unit 1 and an unscheduled Unit 2 outage for tube leaks.
     The decrease in other operation expense is primarily due to a decline in administration and general expenses reflecting reduced employee benefit costs and a reduction in the FERC annual assessment.
     Maintenance expense decreased for Rockport Plant during 1998 reflecting outage cost reduction efforts.

     Federal income taxes attributable to operations increased due to an increase in pre-tax operating income.
     The decline in interest charges was due to a reduction in outstanding long-term debt balances reflecting the redemption of $20 million in June 1997 and $25 million in March 1998 of pollution control revenue bonds.

                 APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                             Three Months Ended
                                                                  March 31,
                                                             1998           1997
                                                               (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . .  $617,490     $416,450

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .   108,209       94,904
  Purchased Power. . . . . . . . . . . . . . . . . . . . .   271,386       85,540
  Other Operation. . . . . . . . . . . . . . . . . . . . .    54,867       63,840
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .    35,352       22,810
  Depreciation and Amortization. . . . . . . . . . . . . .    35,405       33,975
  Taxes Other Than Federal Income Taxes. . . . . . . . . .    30,244       30,273
  Federal Income Taxes . . . . . . . . . . . . . . . . . .    17,778       20,774
          TOTAL OPERATING EXPENSES . . . . . . . . . . . .   553,241      352,116
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .    64,249       64,334
NONOPERATING INCOME (LOSS) . . . . . . . . . . . . . . . .      (387)         244
INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . .    63,862       64,578
INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .    30,663       28,094
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .    33,199       36,484
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . .       469        4,965
EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . .  $ 32,730     $ 31,519





                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)
                                                             Three Months Ended
                                                                  March 31,
                                                             1998           1997
                                                               (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . .  $207,544     $208,472
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .    33,199       36,484

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . .    29,729       28,609
    Cumulative Preferred Stock . . . . . . . . . . . . . .       362        1,504
  Capital Stock Expense. . . . . . . . . . . . . . . . . .       107        3,461

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . .  $210,545     $211,382


The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                 APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          March 31,     December 31,
                                                            1998            1997
                                                              (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .   $1,945,818      $1,942,325
  Transmission . . . . . . . . . . . . . . . . . . . .    1,095,260       1,079,919
  Distribution . . . . . . . . . . . . . . . . . . . .    1,600,375       1,583,161
  General. . . . . . . . . . . . . . . . . . . . . . .      211,360         207,380
  Construction Work in Progress. . . . . . . . . . . .       84,476          88,261
          Total Electric Utility Plant . . . . . . . .    4,937,289       4,901,046
  Accumulated Depreciation and Amortization. . . . . .    1,896,903       1,869,057

          NET ELECTRIC UTILITY PLANT . . . . . . . . .    3,040,386       3,031,989



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .       51,069          35,467



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .        6,494           6,947
  Accounts Receivable. . . . . . . . . . . . . . . . .      168,960         164,657
  Allowance for Uncollectible Accounts . . . . . . . .         (954)         (1,333)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .       50,708          47,901
  Materials and Supplies . . . . . . . . . . . . . . .       57,520          57,359
  Accrued Utility Revenues . . . . . . . . . . . . . .       35,758          51,208
  Prepayments. . . . . . . . . . . . . . . . . . . . .        5,572           6,037

          TOTAL CURRENT ASSETS . . . . . . . . . . . .      324,058         332,776



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .      439,039         441,223



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .       53,720          41,975

            TOTAL. . . . . . . . . . . . . . . . . . .   $3,908,272      $3,883,430

See Notes to Consolidated Financial Statements.
/TABLE

                 APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                        March 31,      December 31,
                                                          1998             1997
                                                              (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  30,000,000 Shares
    Outstanding - 13,499,500 Shares. . . . . . . . .   $  260,458       $  260,458
  Paid-in Capital. . . . . . . . . . . . . . . . . .      613,256          613,048
  Retained Earnings. . . . . . . . . . . . . . . . .      210,545          207,544
          Total Common Shareholder's Equity. . . . .    1,084,259        1,081,050
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . .       19,589           19,747
    Subject to Mandatory Redemption. . . . . . . . .       22,310           22,310
  Long-term Debt . . . . . . . . . . . . . . . . . .    1,435,432        1,415,026

          TOTAL CAPITALIZATION . . . . . . . . . . .    2,561,590        2,538,133

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . .      158,816          137,371

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . .       19,504           79,509
  Short-term Debt. . . . . . . . . . . . . . . . . .      142,400          130,300
  Accounts Payable . . . . . . . . . . . . . . . . .       81,713           96,816
  Taxes Accrued. . . . . . . . . . . . . . . . . . .       65,119           41,549
  Customer Deposits. . . . . . . . . . . . . . . . .       13,692           13,713
  Interest Accrued . . . . . . . . . . . . . . . . .       29,729           20,949
  Other. . . . . . . . . . . . . . . . . . . . . . .       73,830           71,394

          TOTAL CURRENT LIABILITIES. . . . . . . . .      425,987          454,230

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . .      653,049          658,655

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . .       66,314           67,496

DEFERRED CREDITS . . . . . . . . . . . . . . . . . .       42,516           27,545

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . .   $3,908,272       $3,883,430

See Notes to Consolidated Financial Statements.
/TABLE

                 APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                              1998          1997
                                                                (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . $  33,199     $  36,484
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . .    35,731        34,301
    Deferred Federal Income Taxes. . . . . . . . . . . . .    (2,138)       (2,832)
    Deferred Investment Tax Credits. . . . . . . . . . . .    (1,182)       (1,190)
    Deferred Power Supply Costs (net). . . . . . . . . . .     7,390         5,230
    Provision for Rate Refunds . . . . . . . . . . . . . .    14,965            33
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . .    (4,682)       (4,809)
    Fuel, Materials and Supplies . . . . . . . . . . . . .    (2,968)        4,263
    Accrued Utility Revenues . . . . . . . . . . . . . . .    15,450        19,575
    Prepayments. . . . . . . . . . . . . . . . . . . . . .       465        (5,986)
    Accounts Payable . . . . . . . . . . . . . . . . . . .   (15,103)           26
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . .    23,570        24,480
    Interest Accrued . . . . . . . . . . . . . . . . . . .     8,780         9,738
  Other (net). . . . . . . . . . . . . . . . . . . . . . .   (14,392)       (8,355)

        Net Cash Flows From Operating Activities . . . . .    99,085       110,958


INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . .   (40,066)      (38,924)
  Proceeds from Sale of Property . . . . . . . . . . . . .       535           931

        Net Cash Flows Used For Investing Activities . . .   (39,531)      (37,993)


FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . .    96,781       135,575
  Change in Short-term Debt (net). . . . . . . . . . . . .    12,100        15,750
  Retirement of Cumulative Preferred Stock . . . . . . . .      (117)     (133,541)
  Retirement of Long-term Debt . . . . . . . . . . . . . .  (138,470)      (56,332)
  Dividends Paid on Common Stock . . . . . . . . . . . . .   (29,729)      (28,609)
  Dividends Paid on Cumulative Preferred Stock . . . . . .      (572)       (3,450)
        Net Cash Flows Used For Financing Activities . . .   (60,007)      (70,607)

Net Increase (Decrease) in Cash and Cash Equivalents . . .      (453)        2,358
Cash and Cash Equivalents at Beginning of Period . . . . .     6,947         7,260
Cash and Cash Equivalents at End of Period . . . . . . . . $   6,494     $   9,618

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $20,933,000 and $17,490,000 and for income taxes was $570,000 and $1,325,000 in  1998 and 1997, respectively.
  Noncash  acquisitions under capital leases were $6,120,000 and $6,170,000 in 1998 and 1997, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998
                           (UNAUDITED)
1.   GENERAL

          The accompanying unaudited consolidated financial statements should be read in conjunction with the 1997 Annual Report as incorporated in and filed with the Form 10-K. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2.   FINANCING ACTIVITIES

          In March 1998, the Company issued $100 million of 7.20% senior unsecured notes due in 2038.

          During the first quarter of 1998, the Company reacquired the following first mortgage bonds for $138 million including reacquisition premiums:
                                          Principal
                                          Amount
     % Rate       Due Date                Reacquired
                                        (in thousands)
     8.75         2022 - February 1     $29,919
     8.70         2022 - May 22          35,000
     7.95         2002 - March 1         60,000
     8.43         2022 - June 1          12,529

              In April 1998 the Company issued $100 million of 7.30% senior unsecured notes due in 2038.

3.   NEW ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income," which is the total of net income and all transactions not included in net income affecting equity except those with shareholders. For the quarter ended March 31, 1998, there were no material differences between comprehensive income and net income.

          In the first quarter of 1998 the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization and amortization of certain costs of acquiring or developing internal use computer software. Previously the Company expensed software acquisition and development costs with the exception of certain software costs which were capitalized in accordance with an order of the Virginia State Corporation Commission. The SOP must be adopted at the beginning of a fiscal year with no restatement or retroactive adjustment of prior periods. The adoption of the SOP did not have a material effect on results of operations, cash flows or financial condition.

4.   CONTINGENCIES

          As discussed in Note 9, "Federal Income Taxes", of the Notes to Consolidated Financial Statements in the 1997 Annual Report, the Internal Revenue Service (IRS) agents auditing the federal income tax returns requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company should not be allowed. AEP filed a brief with the IRS National Office refuting the agents' position. No ruling has been received from the IRS National Office. Although no adjustments have been formally proposed, a disallowance of the COLI interest deductions through March 31, 1998 would reduce earnings by approximately $74 million (including interest).
     No provisions for this amount have been recorded. In the event the Company is unsuccessful it could have a material adverse impact on results of operations and cash flows.

          In order to resolve this issue without further delay, on March 24, 1998, AEP filed suit against the United States in the United States District Court for the Southern District of Ohio. Management believes that it has a meritorious position and will vigorously pursue this lawsuit.

          The Company continues to be involved in certain other matters discussed in its 1997 Annual Report.

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

            FIRST QUARTER 1998 vs. FIRST QUARTER 1997

RESULTS OF OPERATIONS
     Net income decreased $3.3 million or 9% as a result of increased interest charges reflecting higher outstanding balances of long-term and short-term debt and increased maintenance expense for damage caused by two snowstorms. Income statement line items which changed significantly were:
                                              Increase (Decrease)
                                              (in millions)   %

     Operating Revenues. . . . . . . . . .       $201.0       48
     Fuel Expense. . . . . . . . . . . . .         13.3       14
     Purchased Power Expense . . . . . . .        185.8      217
     Other Operation Expense . . . . . . .         (9.0)     (14)
     Maintenance Expense . . . . . . . . .         12.5       55
     Federal Income Taxes. . . . . . . . .         (3.0)     (14)
     Interest Charges. . . . . . . . . . .          2.6        9

     Both retail and wholesale revenues increased. The increase in retail revenues resulted from increased sales to commercial and industrial customers of 8% and 5%, respectively. Partially offsetting the increase in commercial and industrial sales and revenues was a 4% decline in revenues and sales to weather-sensitive residential customers.
     Wholesale revenues increased 254% from a 191% increase in wholesale sales. The increase in wholesale sales and revenues is primarily due to new power marketing transactions which began in July 1997 and involve the purchase and sale of large quantities of electricity. The increases in wholesale sales and related revenues were offset by a nearly equivalent increase in power purchases by the new power marketing operation resulting in a minor positive impact on net income.
     The increase in fuel expense was primarily due to an increase in generation to meet the increased demand for electricity.
     Purchased power expense increased due to the Company's share of purchases of electricity by the power marketing business.

     The decrease in other operation expense reflects a reduction in employee pension and benefit costs and lower charges under an AEP System transmission equalization agreement. The transmission equalization agreement combines certain AEP System companies' investment in transmission facilities and shares the costs of ownership of those facilities in proportion to each AEP System company's peak demand relative to the peak demands of all AEP
System companies utilizing the AEP System transmission system. The charges paid by the Company under the agreement decreased due to a decrease in the Company's prior twelve month peak demand relative to the total peak demand of all transmission agreement members.
     Maintenance expense increased significantly due to the cost of repairing overhead transmission and distribution lines following two severe snowstorms.
     The decrease in federal income tax expense attributable to operations was primarily due to a decrease in pre-tax operating income and changes in certain book/tax differences accounted for on a flow-through basis for rate-making purposes.
     Interest charges increased due to higher outstanding balances of long-term and short-term debt in 1998. The issuance of debt in March 1997 to partially fund the redemption of preferred stock led to the increased level of debt outstanding.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the first three months of 1998 were $46 million.
     In March 1998 the Company issued $100 million of 7.20% senior unsecured notes due in 2038. During the first quarter of 1998 the Company redeemed $137.4 million of first mortgage bonds with interest rates from 7.95% to 8.75%. Short-term debt increased by $12 million during the quarter.
     In April 1998 the Company issued $100 million of 7.30% senior unsecured notes due in 2038.

              COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                                     Three Months Ended
                                                                          March 31,
                                                                    1998           1997
                                                                       (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . .    $375,481       $265,007

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . .      46,980         44,800
  Purchased Power. . . . . . . . . . . . . . . . . . . . . . .     156,919         38,515
  Other Operation. . . . . . . . . . . . . . . . . . . . . . .      44,582         42,130
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .      14,307         13,324
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .      22,850         22,447
  Amortization of Zimmer Plant Phase-in Costs. . . . . . . . .        -             8,407
  Taxes Other Than Federal Income Taxes. . . . . . . . . . . .      29,936         29,969
  Federal Income Taxes . . . . . . . . . . . . . . . . . . . .      14,678         17,985

         TOTAL OPERATING EXPENSES. . . . . . . . . . . . . . .     330,252        217,577

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . .      45,229         47,430

NONOPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . . .         (28)         1,036

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . . .      45,201         48,466

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . .      19,556         19,142

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .      25,645         29,324

PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . . . .         533          1,493

EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . . . .    $ 25,112       $ 27,831



                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                                     1998          1997
                                                                       (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . .    $138,172       $ 99,582

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .      25,645         29,324

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . . . .      20,661         19,671
    Cumulative Preferred Stock . . . . . . . . . . . . . . . .         437            437
  Capital Stock Expense. . . . . . . . . . . . . . . . . . . .          96             71

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . .    $142,623       $108,727


The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.

              COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            March 31,     December 31,
                                                              1998            1997
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,520,064      $1,521,381
  Transmission . . . . . . . . . . . . . . . . . . . .        336,111         336,446
  Distribution . . . . . . . . . . . . . . . . . . . .        911,411         926,178
  General. . . . . . . . . . . . . . . . . . . . . . .        139,365         138,041
  Construction Work in Progress. . . . . . . . . . . .         87,624          54,064
          Total Electric Utility Plant . . . . . . . .      2,994,575       2,976,110
  Accumulated Depreciation . . . . . . . . . . . . . .      1,092,927       1,074,588

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      1,901,648       1,901,522



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         41,265          33,653



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          9,520          12,626
  Accounts Receivable:
    Customers. . . . . . . . . . . . . . . . . . . . .         83,719          87,357
    Affiliated Companies . . . . . . . . . . . . . . .         50,686          12,317
    Miscellaneous. . . . . . . . . . . . . . . . . . .         13,381          12,353
    Allowance for Uncollectible Accounts . . . . . . .           (996)         (1,058)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         22,251          19,549
  Materials and Supplies . . . . . . . . . . . . . . .         27,381          27,628
  Accrued Utility Revenues . . . . . . . . . . . . . .         47,326          51,765
  Prepayments. . . . . . . . . . . . . . . . . . . . .         33,662          29,979

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        286,930         252,516



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        354,490         359,481


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         53,090          66,688


            TOTAL. . . . . . . . . . . . . . . . . . .     $2,637,423      $2,613,860


See Notes to Consolidated Financial Statements.
/TABLE

              COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          March 31,       December 31,
                                                            1998              1997
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  24,000,000 Shares
    Outstanding - 16,410,426 Shares. . . . . . . . . .   $   41,026        $   41,026
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      572,207           572,112
  Retained Earnings. . . . . . . . . . . . . . . . . .      142,623           138,172
          Total Common Shareholder's Equity. . . . . .      755,856           751,310
  Cumulative Preferred Stock - Subject to
    Mandatory Redemption . . . . . . . . . . . . . . .       25,000            25,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .      939,659           887,850

          TOTAL CAPITALIZATION . . . . . . . . . . . .    1,720,515         1,664,160


OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       42,723            42,271


CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .       24,750            81,750
  Short-term Debt. . . . . . . . . . . . . . . . . . .       60,050            66,600
  Accounts Payable - General . . . . . . . . . . . . .       44,034            43,199
  Accounts Payable - Affiliated Companies. . . . . . .       61,880            28,088
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .      115,926           131,107
  Interest Accrued . . . . . . . . . . . . . . . . . .       26,055            14,198
  Other. . . . . . . . . . . . . . . . . . . . . . . .       24,714            28,619

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      357,409           393,561

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .      431,794           433,593

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       52,046            52,934

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       32,936            27,341

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .   $2,637,423        $2,613,860

See Notes to Consolidated Financial Statements.
/TABLE

              COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                Three Months Ended
                                                                     March 31,
                                                                1998          1997
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 25,645      $ 29,324
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    22,907        22,506
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     1,481           632
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (888)         (900)
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .      (522)       (5,391)
    Amortization of Zimmer Plant Phase-in Costs. . . . . . .      -            8,407
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .   (35,821)      (32,643)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    (2,455)         (812)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     4,439       (10,832)
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .    (3,683)        6,607
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    34,627       (19,964)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (15,181)      (11,526)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .    11,857        12,691
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     7,568        12,921
        Net Cash Flows From Operating Activities . . . . . .    49,974        11,020

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (22,113)      (20,302)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,129           986
        Net Cash Flows Used For Investing Activities . . . .   (19,984)      (19,316)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    51,552        38,574
  Change in Short-term Debt (net). . . . . . . . . . . . . .    (6,550)       47,417
  Retirement of Cumulative Preferred Stock . . . . . . . . .      -          (52,953)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (57,000)         -
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (20,661)      (19,671)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .      (437)       (1,422)
        Net Cash Flows From (Used For) Financing Activities.   (33,096)       11,945

Net Increase (Decrease) in Cash and Cash Equivalents . . . .    (3,106)        3,649
Cash and Cash Equivalents at Beginning of Period . . . . . .    12,626         9,134
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  9,520      $ 12,783

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $6,744,000 and $5,453,000 and
  for income taxes was $129,000 and $89,000 in 1998 and 1997, respectively.   Noncash
  acquisitions  under capital leases were $3,378,000 and $2,942,000 in 1998 and 1997, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998
                            (UNAUDITED)

1.   GENERAL

          The accompanying unaudited consolidated financial statements should be read in conjunction with the 1997 Annual Report as incorporated in and filed with the Form 10-K. Certain prior period amounts have been reclassified to conform with current-period presentation. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2. FINANCING ACTIVITIES

          In February 1998 the Company redeemed $57 million of 9.15% first mortgage bonds at maturity and issued $52 million of 6.51% senior unsecured notes due in 2008.

3.   NEW ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income," which is the total of net income and all transactions not included in net income affecting equity except those with shareholders. For the quarter ended March 31, 1998, there were no material differences between comprehensive income and net income.

          In the first quarter of 1998 the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization and amortization of certain costs of acquiring or developing internal use computer software. Previously the Company expensed all software acquisition and development costs. The SOP must be adopted at the beginning of a fiscal year with no restatement or retroactive adjustment of prior periods. The adoption of the SOP did not have a material effect on results of operations, cash flows or financial condition.

4.   CONTINGENCIES

          As discussed in Note 8, "Federal Income Taxes", of the Notes to Consolidated Financial Statements in the 1997 Annual Report, the Internal Revenue Service (IRS) agents auditing the federal income tax returns requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company should not be allowed. AEP filed a brief with the IRS National Office refuting the agents' position. No ruling has been received from the IRS National Office. Although no adjustments have been formally proposed, a disallowance of the COLI interest deductions through March 31, 1998 would reduce earnings by approximately $40 million (including interest).
     No provisions for this amount have been recorded. In the event the Company is unsuccessful it could have a material adverse impact on results of operations and cash flows.

          In order to resolve this issue without further delay, on March 24, 1998, AEP filed suit against the United States in the United States District Court for the Southern District of Ohio. Management believes that it has a meritorious position and will vigorously pursue this lawsuit.

          The Company continues to be involved in certain other matters discussed in its 1997 Annual Report.

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

            FIRST QUARTER 1998 vs. FIRST QUARTER 1997

     Net income decreased $3.7 million or 13% in the first quarter of 1998 due primarily to the effect of mild weather on electricity sales to residential customers.
     Income statement line items which changed significantly were:

                                            Increase (Decrease)
                                            (in millions)    %

     Operating Revenues . . . . . . . . . . .    $110.5       42
     Fuel Expense . . . . . . . . . . . . . .       2.2        5
     Purchased Power Expense. . . . . . . . .     118.4      307
     Other Operation Expense. . . . . . . . .       2.5        6
     Amortization of Zimmer Plant
       Phase-in Costs . . . . . . . . . . . .      (8.4)    (100)
     Federal Income Taxes . . . . . . . . . .      (3.3)     (18)

     Although mild winter weather reduced residential customers' electricity consumption by 3%, revenues increased significantly as a result of a substantial increase in wholesale sales from a new power marketing business the AEP System started in July 1997. The increases in wholesale sales and related revenues were offset by a nearly equivalent increase in power purchases by the new power marketing operation resulting in a minor positive impact on net income.
     The increase in fuel expense was due to the operation of the fuel clause adjustment mechanism which resulted in a credit to fuel expense in 1997 from the amortization of previously deferred overrecovered fuel costs.
     The Company's share of purchases by the new power marketing business were the main reason for the increase in purchased power expense.
     Other operation expense increased primarily due to an increase in generation costs including an increase in the cost of emission allowances consumed and the recognition of gains on the sale of allowances in 1997.
     The reduction in the amortization of deferred Zimmer Plant phase-in costs reflects the completion of the surcharge recovery plan and the full amortization of the original deferral. The cessation of the amortization did not affect net income since the amortization was being recovered in revenues through a surcharge which terminated with the completion of the amortization.
     Federal income taxes attributable to operations decreased primarily due to a decrease in pre-tax operating income and changes in certain book/tax differences accounted for on a flow-through basis for rate-making purposes.

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                             1998             1997
                                                                 (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . $456,415         $341,313

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .   44,879           60,250
  Purchased Power. . . . . . . . . . . . . . . . . . . . .  186,106           35,996
  Other Operation. . . . . . . . . . . . . . . . . . . . .   76,433           78,611
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .   27,078           25,236
  Depreciation and Amortization. . . . . . . . . . . . . .   35,793           35,018
  Amortization of Rockport Plant Unit 1
    Phase-in Plan Deferrals. . . . . . . . . . . . . . . .     -               3,911
  Taxes Other Than Federal Income Taxes. . . . . . . . . .   16,392           18,285
  Federal Income Taxes . . . . . . . . . . . . . . . . . .   18,366           24,112
          TOTAL OPERATING EXPENSES . . . . . . . . . . . .  405,047          281,419
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .   51,368           59,894
NONOPERATING INCOME (LOSS) . . . . . . . . . . . . . . . .     (990)             468
INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . .   50,378           60,362
INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .   16,634           16,103
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .   33,744           44,259
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . .    1,217            2,108
EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . . $ 32,527         $ 42,151



                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
                                                             1998             1997
                                                                 (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . $278,814         $269,071
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .   33,744           44,259

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . .   29,366           29,065
    Cumulative Preferred Stock . . . . . . . . . . . . . .    1,184            1,203
  Capital Stock Expense. . . . . . . . . . . . . . . . . .       33              905

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . $281,975         $282,157

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            March 31,     December 31,
                                                              1998            1997
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,542,488      $2,545,484
  Transmission . . . . . . . . . . . . . . . . . . . .        909,815         908,736
  Distribution . . . . . . . . . . . . . . . . . . . .        739,418         737,902
  General (including nuclear fuel) . . . . . . . . . .        232,239         233,888
  Construction Work in Progress. . . . . . . . . . . .        106,262          88,487
          Total Electric Utility Plant . . . . . . . .      4,530,222       4,514,497
  Accumulated Depreciation and Amortization. . . . . .      2,001,265       1,973,937

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,528,957       2,540,560



NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR FUEL
  DISPOSAL TRUST FUNDS . . . . . . . . . . . . . . . .        592,494         566,390



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        175,850         156,228



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         11,614           5,860
  Accounts Receivable (net). . . . . . . . . . . . . .        136,026         136,122
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         22,757          17,182
  Materials and Supplies . . . . . . . . . . . . . . .         78,965          78,701
  Accrued Utility Revenues . . . . . . . . . . . . . .         31,485          30,521
  Prepayments. . . . . . . . . . . . . . . . . . . . .          5,908           4,685

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        286,755         273,071




REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        411,042         400,489



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         43,265          31,060



            TOTAL. . . . . . . . . . . . . . . . . . .     $4,038,363      $3,967,798

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          March 31,       December 31,
                                                            1998              1997
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  2,500,000 Shares
    Outstanding - 1,400,000 Shares . . . . . . . . . .   $   56,584        $   56,584
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      732,506           732,472
  Retained Earnings. . . . . . . . . . . . . . . . . .      281,975           278,814
          Total Common Shareholder's Equity. . . . . .    1,071,065         1,067,870
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .        9,435             9,435
    Subject to Mandatory Redemption. . . . . . . . . .       68,445            68,445
  Long-term Debt . . . . . . . . . . . . . . . . . . .    1,017,419         1,014,237

          TOTAL CAPITALIZATION . . . . . . . . . . . .    2,166,364         2,159,987

OTHER NONCURRENT LIABILITIES:
  Nuclear Decommissioning. . . . . . . . . . . . . . .      405,419           381,016
  Other. . . . . . . . . . . . . . . . . . . . . . . .      240,724           232,667

          TOTAL OTHER NONCURRENT LIABILITIES . . . . .      646,143           613,683

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .       35,000            35,000
  Short-term Debt. . . . . . . . . . . . . . . . . . .      110,475           119,600
  Accounts Payable - General . . . . . . . . . . . . .       34,154            36,729
  Accounts Payable - Affiliated Companies. . . . . . .       44,811            31,665
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       64,401            46,850
  Interest Accrued . . . . . . . . . . . . . . . . . .       17,290            15,741
  Rent Accrued - Rockport Plant Unit 2 . . . . . . . .       23,427             4,963
  Obligations Under Capital Leases . . . . . . . . . .       33,497            34,033
  Other. . . . . . . . . . . . . . . . . . . . . . . .       45,499            58,287

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      408,554           382,868

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .      562,547           559,708

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .      136,136           138,045

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .       91,492            92,419

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       27,127            21,088

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .   $4,038,363        $3,967,798

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                               Three Months Ended
                                                                    March 31,
                                                               1998           1997
                                                                 (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $ 33,744       $ 44,259
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .   36,889         36,922
    Amortization (Deferral) of Incremental Nuclear
      Refueling Outage Expenses (net). . . . . . . . . . . .    4,777        (10,965)
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    6,494         (2,151)
    Deferred Investment Tax Credits. . . . . . . . . . . . .   (1,909)        (1,969)
    Deferred Property Taxes. . . . . . . . . . . . . . . . .   (8,185)       (11,793)
    Unrecovered Fuel and Purchased Costs . . . . . . . . . .  (22,203)        (2,888)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .       96          1,679
    Fuel, Materials and Supplies . . . . . . . . . . . . . .   (5,839)         9,113
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     (964)         4,003
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .   (1,223)        (6,489)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   10,571        (14,758)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   17,551         35,514
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .   18,464         18,464
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .  (18,242)        10,685
        Net Cash Flows From Operating Activities . . . . . .   70,021        109,626

INVESTING ACTIVITIES - Construction Expenditures . . . . . .  (24,592)       (16,800)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .     -            47,728
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (9,125)       (29,825)
  Retirement of Cumulative Preferred Stock . . . . . . . . .     -           (78,838)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .  (29,366)       (29,065)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .   (1,184)        (2,359)
        Net Cash Flows Used For Financing Activities . . . .  (39,675)       (92,359)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .    5,754            467
Cash and Cash Equivalents at Beginning of Period . . . . . .    5,860          8,233
Cash and Cash Equivalents at End of Period . . . . . . . . . $ 11,614       $  8,700

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $14,412,000 and $11,765,000 in
  1998 and  1997, respectively  and for  income taxes  was $125,000  in 1997.  Noncash acquisitions under capital leases were $16,630,000 and $34,342,000 in 1998 and 1997, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998
                           (UNAUDITED)

1. GENERAL

   The accompanying unaudited consolidated financial statements should be read in conjunction with the 1997 Annual Report as incorporated in and filed with the Form 10-K. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2. NEW ACCOUNTING STANDARDS

   Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income," which is the total of net income and all transactions not included in net income affecting equity except those with shareholders. For the quarter ended March 31, 1998, there are no material differences between comprehensive income and net income.

   In the first quarter of 1998 the Company adopted the American Institute of Certified Public Accountants' Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization and amortization of certain costs of acquiring or developing internal use computer software. Previously the Company expensed all software acquisition and development costs. The SOP must be adopted at the beginning of a fiscal year with no restatement or retroactive adjustment of prior periods. The adoption of the SOP did not have a material effect on results of operations, cash flows or financial condition.

3. CONTINGENCIES

Taxes

   As discussed in Note 7, "Federal Income Taxes", of the Notes to Consolidated Financial Statements in the 1997 Annual Report, the Internal Revenue Service (IRS) agents auditing the federal income tax returns requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company should not be allowed. The Company filed a brief with the IRS National Office refuting the agents' position. No ruling has been received from the IRS National Office. Although no adjustments have been formally proposed, a disallowance of the COLI interest deductions through March 31, 1998 would reduce earnings by approximately $61 million (including interest). No provisions for this amount have been recorded. In the event the Company is unsuccessful it could have a material adverse impact on results of operations and cash flows.

   In order to resolve this issue without further delay, on March
24, 1998, AEP filed suit against the United States in the United
States District Court for the Southern District of Ohio.
Management believes that it has a meritorious position and will vigorously pursue this lawsuit.

Cook Plant Shutdown

   As discussed in Note 3 of the Notes to Consolidated Financial Statements in the 1997 Annual Report, both units of the Cook Plant were shut down in September 1997 due to questions regarding the operability of certain safety systems during a Nuclear Regulatory Commission (NRC) architect engineer design inspection. The NRC issued a Confirmatory Action Letter in September 1997 requiring the Company to address the issues identified in the letter. Certain issues identified in the letter have been addressed. The Company is working with the NRC to resolve the remaining issues in the letter and other issues related to the restart of the units. At this time management is unable to determine when the units will be returned to service. If the units are not returned to service in a reasonable period of time, it could have a material adverse impact on results of operations, cash flows and possibly financial condition.

Other

   The Company continues to be involved in other matters discussed in its 1997 Annual Report.

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

            FIRST QUARTER 1998 vs. FIRST QUARTER 1997

RESULTS OF OPERATIONS
   Net income decreased $10.5 million or 24% due to the effect of mild winter weather on energy sales to residential customers and a decrease in capacity credits from the AEP System Power Pool (Power
Pool). Under the terms of the Power Pool, capacity credits and charges are designed to allocate the cost of the AEP System's capacity among the Pool members based on their relative peak demands and generating reserves. The reduction in capacity credits received can be attributed to an increase in the Company's prior twelve month peak demand relative to the total peak demand of all Power Pool members.
   As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Cook Nuclear Plant was shut down in September 1997. Although the shutdown did not have a material effect on results of operations, it did have a significant impact on the operations of the Company as reflected in the variations of certain income statement line items discussed below. Income statement line items which changed significantly were:
                                              Increase (Decrease)
                                              (in millions)   %

   Operating Revenues. . . . . . . . . . . .     $115.1      34
   Fuel Expense. . . . . . . . . . . . . . .      (15.4)    (26)
   Purchased Power Expense . . . . . . . . .      150.1     417
   Other Operation Expense . . . . . . . . .       (2.2)     (3)
   Maintenance Expense . . . . . . . . . . .        1.8       7
   Amortization of Rockport Plant Unit 1
     Phase-in Plan Deferrals . . . . . . . .       (3.9)   (100)
   Taxes Other Than Federal Income Taxes . .       (1.9)    (10)
   Federal Income Taxes. . . . . . . . . . .       (5.7)    (24)

   Operating revenues increased significantly due to a 6% increase in retail revenues and a 72% increase in wholesale sales. The increase in retail revenues reflects an increase in fuel and power supply clause recovery accruals. Under the fuel clause recovery mechanism, revenues are accrued for increased fuel expenses in both of the Company's retail jurisdictions and for replacement power costs in the Michigan jurisdiction until approved for billing and recovery. During the extended outage of both nuclear units, retail revenues increased from the accrual of revenues for the increased cost of fuel and replacement power. The increase in wholesale sales was mainly due to the commencement of power marketing transactions in July 1997. The new power marketing business involves the purchase and sale of large quantities of electricity. The increases in wholesale sales and related revenues were offset by a nearly equivalent increase in power purchases by the power marketing operation resulting in a minor positive impact on net income. The unavailability of nuclear generation decreased energy delivered to the Power Pool which partly offset the increased sales from power marketing transactions.
   Fuel expense decreased significantly as a result of the decline in nuclear generation reflecting the outage of both nuclear units in the first quarter of 1998.
   The significant increase in purchased power expense resulted from purchases of power by the new power marketing business and increased purchases from the Power Pool to replace power usually generated by the nuclear units which were unavailable.
   Other operation expense decreased due to a reduction in employee pension and other benefit costs and a refund of nuclear insurance premiums. The decrease was partially offset by increased nuclear operation expenses for engineering and supervision during the extended shutdown.
   The extended shutdown of the Cook Plant accounted for the increase in maintenance expense.
   The recovery periods for Rockport Plant Unit 1 costs deferred under a rate phase-in plan in the Indiana and FERC jurisdictions ended in fall of 1997 causing the decrease in amortization of phase-in plan deferrals. The deferred costs were amortized over a 10-year period commensurate with their collection from customers pursuant to commission orders.
   The decrease in taxes other than federal income taxes was the result of a reduction in Indiana income taxes reflecting a decrease in taxable income.
   Federal income taxes attributable to operations decreased due to a decrease in pre-tax operating income.
FINANCIAL CONDITION
   Total plant and property additions including capital leases for the period were $42 million. During the first three months of 1998 short-term debt outstanding decreased by $9 million.

                      KENTUCKY POWER COMPANY
                       STATEMENTS OF INCOME
                           (UNAUDITED)
                                                        Three Months Ended
                                                             March 31,
                                                        1998           1997
                                                           (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . .  $129,870       $88,580

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . .    22,301        19,164
  Purchased Power. . . . . . . . . . . . . . . . . .    63,736        23,230
  Other Operation. . . . . . . . . . . . . . . . . .    10,994        12,009
  Maintenance. . . . . . . . . . . . . . . . . . . .     9,166         5,107
  Depreciation and Amortization. . . . . . . . . . .     6,910         6,540
  Taxes Other Than Federal Income Taxes. . . . . . .     2,492         2,794
  Federal Income Taxes . . . . . . . . . . . . . . .     2,180         4,496

          TOTAL OPERATING EXPENSES . . . . . . . . .   117,779        73,340

OPERATING INCOME . . . . . . . . . . . . . . . . . .    12,091        15,240

NONOPERATING LOSS. . . . . . . . . . . . . . . . . .       (71)         (141)

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . .    12,020        15,099

INTEREST CHARGES . . . . . . . . . . . . . . . . . .     7,003         5,968

NET INCOME . . . . . . . . . . . . . . . . . . . . .  $  5,017       $ 9,131



                 STATEMENTS OF RETAINED EARNINGS
                           (UNAUDITED)
                                                        Three Months Ended
                                                             March 31,
                                                        1998           1997
                                                           (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . .  $78,076        $84,090

NET INCOME . . . . . . . . . . . . . . . . . . . . .    5,017          9,131

CASH DIVIDENDS DECLARED. . . . . . . . . . . . . . .    7,075          6,690

BALANCE AT END OF PERIOD . . . . . . . . . . . . . .  $76,018        $86,531



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                      KENTUCKY POWER COMPANY
                          BALANCE SHEETS
                           (UNAUDITED)
                                                    March 31,     December 31,
                                                      1998            1997
                                                         (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . .    $  254,759      $  249,184
  Transmission . . . . . . . . . . . . . . . .       308,685         303,456
  Distribution . . . . . . . . . . . . . . . .       341,575         350,793
  General. . . . . . . . . . . . . . . . . . .        71,845          71,462
  Construction Work in Progress. . . . . . . .        35,392          32,060
          Total Electric Utility Plant . . . .     1,012,256       1,006,955
  Accumulated Depreciation and Amortization. .       301,368         296,318

          NET ELECTRIC UTILITY PLANT . . . . .       710,888         710,637


OTHER PROPERTY AND INVESTMENTS . . . . . . . .         8,064           6,591


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . .           990           1,381
  Accounts Receivable:
    Customers. . . . . . . . . . . . . . . . .        22,759          24,127
    Affiliated Companies . . . . . . . . . . .         7,859           1,722
    Miscellaneous. . . . . . . . . . . . . . .         3,692           3,276
    Allowance for Uncollectible Accounts . . .          (610)           (525)
  Fuel . . . . . . . . . . . . . . . . . . . .        10,146          10,685
  Materials and Supplies . . . . . . . . . . .        14,051          14,054
  Accrued Utility Revenues . . . . . . . . . .        10,255          12,981
  Prepayments. . . . . . . . . . . . . . . . .         1,037           1,538

          TOTAL CURRENT ASSETS . . . . . . . .        70,179          69,239


REGULATORY ASSETS. . . . . . . . . . . . . . .        90,698          90,045


DEFERRED CHARGES . . . . . . . . . . . . . . .         9,129          10,159


            TOTAL. . . . . . . . . . . . . . .    $  888,958      $  886,671


See Notes to Financial Statements.

                      KENTUCKY POWER COMPANY
                          BALANCE SHEETS
                           (UNAUDITED)
                                                   March 31,     December 31,
                                                     1998            1997
                                                        (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $50:
    Authorized -  2,000,000 Shares
    Outstanding - 1,009,000 Shares . . . . . .    $ 50,450         $ 50,450
  Paid-in Capital. . . . . . . . . . . . . . .     128,750          128,750
  Retained Earnings. . . . . . . . . . . . . .      76,018           78,076
          Total Common Shareholder's Equity. .     255,218          257,276
  Long-term Debt . . . . . . . . . . . . . . .     338,891          341,051

          TOTAL CAPITALIZATION . . . . . . . .     594,109          598,327

OTHER NONCURRENT LIABILITIES . . . . . . . . .      26,727           26,693

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . .       2,203             -
  Short-term Debt. . . . . . . . . . . . . . .      39,275           36,500
  Accounts Payable . . . . . . . . . . . . . .      18,353           24,574
  Customer Deposits. . . . . . . . . . . . . .       3,737            3,660
  Taxes Accrued. . . . . . . . . . . . . . . .       8,825            6,130
  Interest Accrued . . . . . . . . . . . . . .       7,986            6,015
  Other. . . . . . . . . . . . . . . . . . . .      14,344           14,935

          TOTAL CURRENT LIABILITIES. . . . . .      94,723           91,814

DEFERRED INCOME TAXES. . . . . . . . . . . . .     154,150          153,945

DEFERRED INVESTMENT TAX CREDITS. . . . . . . .      15,310           15,615

DEFERRED CREDITS . . . . . . . . . . . . . . .       3,939              277

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . .    $888,958         $886,671


See Notes to Financial Statements.
/TABLE

                      KENTUCKY POWER COMPANY
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                         Three Months Ended
                                                              March 31,
                                                        1998            1997
                                                           (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . .  $  5,017       $  9,131
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . .     6,913          6,543
    Deferred Federal Income Taxes. . . . . . . . . .        32            521
    Deferred Investment Tax Credits. . . . . . . . .      (305)          (308)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . .    (5,100)        (2,816)
    Fuel, Materials and Supplies . . . . . . . . . .       542           (686)
    Accrued Utility Revenues . . . . . . . . . . . .     2,726          3,102
    Accounts Payable . . . . . . . . . . . . . . . .    (6,221)        (7,845)
    Taxes Accrued. . . . . . . . . . . . . . . . . .     2,695          4,323
    Interest Accrued . . . . . . . . . . . . . . . .     1,971          1,139
  Other (net). . . . . . . . . . . . . . . . . . . .     2,192          2,044
        Net Cash Flows From Operating Activities . .    10,462         15,148

INVESTING ACTIVITIES - Construction Expenditures . .    (6,553)       (13,536)

FINANCING ACTIVITIES:
  Change in Short-term Debt (net). . . . . . . . . .     2,775          7,475
  Dividends Paid . . . . . . . . . . . . . . . . . .    (7,075)        (6,690)
        Net Cash Flows From (Used For)
          Financing Activities . . . . . . . . . . .    (4,300)           785

Net Increase (Decrease) in Cash and Cash Equivalents      (391)         2,397
Cash and Cash Equivalents at Beginning of Period . .     1,381          1,106
Cash and Cash Equivalents at End of Period . . . . .  $    990       $  3,503

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $4,931,000 and $4,755,000 in 1998 and 1997, respectively. Noncash acquisitions under capital leases were $1,568,000 and $822,000 in 1998 and 1997, respectively.


See Notes to Financial Statements.
/TABLE

                      KENTUCKY POWER COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1998
                           (UNAUDITED)
1. GENERAL

      The accompanying unaudited financial statements should be read in conjunction with the 1997 Annual Report as incorporated in and filed with the Form 10-K. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2. NEW ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income," which is the total of net income and all transactions not included in net income affecting equity except those with shareholders. For the quarter ended March 31, 1998, there were no material differences between comprehensive income and net income.

      In the first quarter of 1998 the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization and amortization of certain costs of acquiring or developing internal use computer software. Previously the Company expensed all software acquisition and development costs. The SOP must be adopted at the beginning of a fiscal year with no restatement or retroactive adjustment of prior periods. The adoption of the SOP did not have a material effect on results of operations, cash flows or financial condition.

3. CONTINGENCIES

      As discussed in Note 8, "Federal Income Taxes", of the Notes to Financial Statements in the 1997 Annual Report, the Internal
   Revenue Service (IRS) agents auditing the federal income tax returns requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company should not be allowed.
   AEP filed a brief with the IRS National Office refuting the agents' position. No ruling has been received from the IRS
   National Office. Although no adjustments have been formally proposed, a disallowance of the COLI interest deductions through March 31, 1998 would reduce earnings by approximately $7 million (including interest). No provisions for this contingency have been recorded. In the event the Company is unsuccessful it could have a material adverse impact on results of operations.

    In order to resolve this issue without further delay, on March 24, 1998, AEP filed suit against the United States in the United States District Court for the Southern District of Ohio. Management believes that it has a meritorious position and will vigorously pursue this lawsuit.

      The Company continues to be involved in certain other matters discussed in its 1997 Annual Report.

                      KENTUCKY POWER COMPANY
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

            FIRST QUARTER 1998 vs. FIRST QUARTER 1997

      Net income decreased $4.1 million or 45% due to an increase in operating expenses and an increase in interest charges.
     Income statement line items which changed significantly were:
                                              Increase(Decrease)
                                              (in millions)  %

     Operating Revenues. . . . . . . . . . .      $41.3      47
     Fuel Expense. . . . . . . . . . . . . .        3.1      16
     Purchased Power Expense . . . . . . . .       40.5     174
     Other Operation Expense . . . . . . . .       (1.0)     (8)
     Maintenance Expense . . . . . . . . . .        4.1      79
     Depreciation and Amortization . . . . .        0.4       6
     Taxes Other Than Federal Income Taxes .       (0.3)    (11)
     Federal Income Taxes. . . . . . . . . .       (2.3)    (52)
     Interest Charges. . . . . . . . . . . .        1.0      17

     Operating revenues increased significantly due to an increase in wholesale sales from a new powering marketing business the AEP System started in July 1997. The increases in wholesale sales and related revenues were offset by a nearly equivalent increase in power purchases by the new power marketing operation resulting in a minor positive impact on net income.
     The increase in fuel expense is primarily attributable to the operation of the fuel clause mechanism whereby previously deferred overrecoveries of fuel costs were credited to expense in 1997 and previously deferred underrecoveries of fuel costs were charged to expense in the current period.
     Purchased power expense increased primarily due to purchases for the new power marketing business.
     The decline in other operation expense is due to increased credits received under the AEP System's transmission equalization agreement and decreased demand side management costs. The transmission equalization agreement combines certain AEP System companies' investments in transmission facilities and shares the cost of ownership of those facilities in proportion to each AEP System company's peak demand relative to the peak demands of all AEP System companies utilizing the AEP System transmission system. The credit received by the Company under the agreement increased due to a decrease in the Company's prior twelve month peak demand relative to the total peak demand of all transmission agreement members.
     The increase in maintenance expense was primarily due to increased overhead distribution line maintenance expenditures resulting from storm damage in 1998.
     The increase in depreciation and amortization expense reflects additional investment in depreciable plant as a result of improvements in 1997 to the transmission and distribution systems.
     A decline in pre-tax operating income was the primary cause of the decrease in federal income taxes attributable to operations and state income taxes included in taxes other than federal income taxes.
     The increase in interest charges was due to an increase in outstanding long-term debt reflecting the issuance of senior unsecured notes in October 1997.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                                  Three Months Ended
                                                                       March 31,
                                                                   1998        1997
                                                                    (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . . $695,166    $484,300

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  193,275     162,002
  Purchased Power. . . . . . . . . . . . . . . . . . . . . . . .  199,084      16,459
  Other Operation. . . . . . . . . . . . . . . . . . . . . . . .   80,901      82,363
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . .   30,593      29,477
  Depreciation and Amortization. . . . . . . . . . . . . . . . .   35,863      34,940
  Taxes Other Than Federal Income Taxes. . . . . . . . . . . . .   42,658      41,913
  Federal Income Taxes . . . . . . . . . . . . . . . . . . . . .   33,723      36,615
          TOTAL OPERATING EXPENSES . . . . . . . . . . . . . . .  616,097     403,769
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . .   79,069      80,531
NONOPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . .    1,238       4,970
INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . . . .   80,307      85,501
INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . . .   19,871      19,910
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .   60,436      65,591
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . . . . .      370       1,538
EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . . . . . $ 60,066    $ 64,053



                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)
                                                                  Three Months Ended
                                                                       March 31,
                                                                   1998        1997
                                                                    (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . $590,151    $584,015

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .   60,436      65,591

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . . . . .   52,775      37,562
    Cumulative Preferred Stock . . . . . . . . . . . . . . . . .      370       2,089
  Capital Stock Expense. . . . . . . . . . . . . . . . . . . . .     -             21

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . $597,442    $609,934


The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                    OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            March 31,     December 31,
                                                              1998            1997
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,606,491      $2,606,981
  Transmission . . . . . . . . . . . . . . . . . . . .        845,378         837,953
  Distribution . . . . . . . . . . . . . . . . . . . .        920,140         927,239
  General (including mining assets). . . . . . . . . .        706,562         709,475
  Construction Work in Progress. . . . . . . . . . . .         87,280          74,149
          Total Electric Utility Plant . . . . . . . .      5,165,851       5,155,797
  Accumulated Depreciation and Amortization. . . . . .      2,381,164       2,349,995

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,784,687       2,805,802



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        126,792         113,925



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         83,662          44,203
  Accounts Receivable (net). . . . . . . . . . . . . .        329,798         293,672
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         98,819         119,543
  Materials and Supplies . . . . . . . . . . . . . . .         80,047          80,853
  Accrued Utility Revenues . . . . . . . . . . . . . .         35,095          37,586
  Prepayments. . . . . . . . . . . . . . . . . . . . .         41,541          36,611

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        668,962         612,468


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        536,643         523,891


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         82,975         107,116


            TOTAL. . . . . . . . . . . . . . . . . . .     $4,200,059      $4,163,202


See Notes to Consolidated Financial Statements.
/TABLE

                    OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                           March 31,      December 31,
                                                             1998             1997
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  40,000,000 Shares
    Outstanding - 27,952,473 Shares. . . . . . . . . .    $  321,201       $  321,201
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       462,296          462,296
  Retained Earnings. . . . . . . . . . . . . . . . . .       597,442          590,151
          Total Common Shareholder's Equity. . . . . .     1,380,939        1,373,648
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .        17,542           17,542
    Subject to Mandatory Redemption. . . . . . . . . .        11,850           11,850
  Long-term Debt . . . . . . . . . . . . . . . . . . .       994,312        1,012,031

          TOTAL CAPITALIZATION . . . . . . . . . . . .     2,404,643        2,415,071

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       297,583          295,375

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .        26,031           83,195
  Short-term Debt. . . . . . . . . . . . . . . . . . .       167,500           78,700
  Accounts Payable . . . . . . . . . . . . . . . . . .       177,525          184,747
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       156,138          160,055
  Interest Accrued . . . . . . . . . . . . . . . . . .        25,026           16,255
  Obligations Under Capital Leases . . . . . . . . . .        27,835           30,307
  Other. . . . . . . . . . . . . . . . . . . . . . . .        83,823           94,338

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       663,878          647,597

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       722,404          723,172

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        41,979           42,821

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        69,572           39,166

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .    $4,200,059       $4,163,202


See Notes to Consolidated Financial Statements.
/TABLE

                    OHIO POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Three Months Ended
                                                                      March 31,
                                                                 1998          1997
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  60,436     $  65,591
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . .     43,259        43,728
    Deferred Federal Income Taxes. . . . . . . . . . . . . .      3,466        (4,363)
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .    (11,000)       (1,359)
    Amortization of Deferred Property Taxes. . . . . . . . .     19,344        18,739
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (36,126)       15,114
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     21,530         6,626
    Accrued Utility Revenues . . . . . . . . . . . . . . . .      2,491         3,949
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .     (4,930)      (16,263)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     (7,222)       (8,130)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     (3,917)        7,660
    Interest Accrued . . . . . . . . . . . . . . . . . . . .      8,771         7,891
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     15,712        25,793
        Net Cash Flows From Operating Activities . . . . . .    111,814       164,976

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .    (35,186)      (25,701)
  Proceeds from Sale of Property and Other . . . . . . . . .      2,413           715
        Net Cash Flows Used For Investing Activities . . . .    (32,773)      (24,986)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .       -           48,858
  Change in Short-term Debt (net). . . . . . . . . . . . . .     88,800        (5,902)
  Retirement of Cumulative Preferred Stock . . . . . . . . .       -         (117,601)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .    (75,237)      (20,169)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .    (52,775)      (37,562)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .       (370)       (2,089)
        Net Cash Flows Used For Financing Activities . . . .    (39,582)     (134,465)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .     39,459         5,525
Cash and Cash Equivalents at Beginning of Period . . . . . .     44,203        24,003
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  83,662     $  29,528

Supplemental Disclosure:
  Cash paid for interest net of capitalized  amounts was $10,377,000  and $11,365,000 and for income  taxes was  $539,000 and  $934,000  in 1998 and 1997,  respectively.
  Noncash  acquisitions  under  capital  leases  were $10,294,000  and  $8,023,000 in
  1998 and 1997, respectively.


See Notes to Consolidated Financial Statements.

               OHIO POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998
                           (UNAUDITED)
1.   GENERAL

          The accompanying unaudited consolidated financial statements should be read in conjunction with the 1997 Annual Report as incorporated in and filed with the Form 10-K. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2.   FINANCING ACTIVITIES

          The Company and a subsidiary redeemed at maturity $55.7 million of 6-3/4% series first mortgage bonds and $16.7 million of 6.85% notes payable.

          In April 1998, the Company called the entire $50 million outstanding balances each of 8.25% and 8.10% series first mortgage bonds due in 2002 for early redemption in May 1998 and issued $140 million of 7-3/8% senior unsecured notes due in 2038. Consequently the bonds were not reclassified as a current liability on the balance sheet.

          As a result of the redemption of the 6-3/4% series first mortgage bonds due in 1998, the restriction on the use of retained earnings for the payment of common stock dividends was eliminated.

3.   NEW ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" was adopted by the Company in the first quarter of 1998. SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income," which is the total of net income and all transactions not included in net income affecting equity except those with shareholders. For the quarter ended March 31, 1998, there were no material differences between comprehensive income and net income.

          In the first quarter of 1998 the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization and amortization of certain costs of acquiring or developing internal use computer software. Previously the Company expensed all software acquisition and development costs. The SOP must be adopted at the beginning of a fiscal year with no restatement or retroactive adjustment of prior periods. The adoption of the SOP did not have a material effect on results of operations, cash flows or financial condition.
4.   CONTINGENCIES

          As discussed in Note 8, "Federal Income Taxes", of the Notes to Consolidated Financial Statements in the 1997 Annual Report, the Internal Revenue Service (IRS) agents auditing the federal income tax returns requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company should not be allowed. AEP filed a brief with the IRS National Office refuting the agents' position. No ruling has been received from the IRS National Office. Although no adjustments have been formally proposed, a disallowance of the COLI interest deductions through March 31, 1998 would reduce earnings by approximately $110 million (including interest).
     No provisions for this amount have been recorded. In the event the Company is unsuccessful it could have a material adverse impact on results of operations and cash flows.

          In order to resolve this issue without further delay, on March 24, 1998, AEP filed suit against the United States in the United States District Court for the Southern District of Ohio. Management believes that it has a meritorious position and will vigorously pursue this lawsuit.

          The Company continues to be involved in certain other matters discussed in the 1997 Annual Report.

               OHIO POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

            FIRST QUARTER 1998 vs. FIRST QUARTER 1997

RESULTS OF OPERATIONS
     Net income decreased $5 million or 8% due to the effects of mild winter weather on energy sales to residential customers and a reduction in nonoperating income resulting from the effect of gains on the sale of emission allowances recorded in 1997.
     Income statement line items which changed significantly were:
                                              Increase (Decrease)
                                              (in millions)    %

    Operating Revenues. . . . . . . . . . .      $210.9       44
    Fuel Expense. . . . . . . . . . . . . .        31.3       19
    Purchased Power Expense . . . . . . . .       182.6      N.M.
    Federal Income Taxes. . . . . . . . . .        (2.9)      (8)
    Nonoperating Income . . . . . . . . . .        (3.7)     (75)

     N.M. = Not Meaningful

     Both retail and wholesale revenues increased. The increase in retail revenues resulted from increased sales to a major industrial customer reflecting a return to work following a labor strike. The increase in industrial sales was partially offset by a 5% decline in sales to weather-sensitive residential customers reflecting mild winter weather.
     Revenues from wholesale customers increased 153% while wholesale sales increased 135%. The substantial increase was largely due to a new power marketing business the AEP System started in July 1997. The substantial increases in wholesale sales and related revenues were offset by a nearly equivalent increase in power purchases by the power marketing operations resulting in a minor positive impact on net income. Also contributing to the increase in wholesale revenues were increased sales to the AEP System Power Pool (Power Pool) to replace the power from an affiliate's nuclear units which were out of service.
     The increase in fuel expense was due to an increase in generation to meet the increased demand from the Power Pool resulting from the outage of the affiliate's nuclear units.
     Purchased power expense increased due to the Company's share of purchases of electricity by AEP's power marketing business.

     The decrease in federal income expense attributable to operations is primarily due to a decline in pre-tax operating income and changes in certain book/tax differences accounted for on a flow-through basis.
     Nonoperating income decreased due to the effect of gains in 1997 on emission allowance transactions.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the current period were $46 million.
     During the first quarter of 1998, the Company and a subsidiary retired at maturity $55.7 million of 6-3/4% series first mortgage bonds and $16.7 million of notes payable with an interest rate of 6.85%. Short-term debt increased by $89 million from the beginning of 1998.
     In April 1998, the Company called the entire $50 million outstanding balances each of 8.25% and 8.10% series first mortgage bonds due in 2002 for early redemption in May 1998 and issued $140 million of 7-3/8% senior unsecured notes due in 2038. Consequently the bonds were not reclassified as a current liability on the balance sheet.

                   PART II.  OTHER INFORMATION

Item 5.  Other Information.

American Electric Power Company, Inc. ("AEP") and Appalachian Power Company ("APCo")

     Reference is made to page 10 of the Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 10-K") for a discussion of "retail customer choice" legislation passed in Virginia and West Virginia. Both bills have been signed into law.

     On March 20, 1998, the State Corporation Commission of Virginia ("Virginia SCC") issued an order which, among other things, directed APCo and another unaffiliated utility to begin work on the implementation of at least one retail access pilot program and study in their respective service territories. The details of such proposed pilot programs are to be filed with the Virginia SCC by August 1, 1998.

AEP

     Reference is made to page 11 of the 1997 10-K for a discussion of the request for approval filed with the Securities and Exchange Commission ("SEC") to issue and sell securities in an amount up to 100% of AEP's consolidated retained earnings (approximately $1,600,000,000 at December 31, 1997), and to use the proceeds for investment in exempt wholesale generators and foreign utility companies. On April 27, 1998, the SEC issued an order approving this request.

AEP, AEP Generating Company ("AEGCo"), APCo, Columbus Southern
Power Company ("CSPCo"), Indiana Michigan Power Company ("I&M"),
Kentucky Power Company ("KEPCo") and Ohio Power Company ("OPCo")

     Reference is made to pages 22 and 23 of the 1997 10-K for a discussion of the NOx SIP Call issued by the U.S. Environmental
Protection Agency ("Federal EPA") and the Section 126 petitions filed by eight northeastern states.

     On April 29, 1998, Federal EPA released a Supplemental Notice of Proposed Rulemaking addressing a number of issues initially raised in the October 1997 rulemaking, including a determination regarding proposed NOx emission budgets for the states affected by the rulemaking, a proposed model emissions trading rule for NOx and the results of computer modeling of the budget levels.

     On April 30, 1998, Federal EPA published an Advance Notice of Proposed Rulemaking initiating a proceeding to determine whether
Federal EPA should approve the petitions filed by the eight northeastern states in August 1997 under Section 126 of the Clean
Air Act.

     On April 28, 1998, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision granting Federal EPA's motion to dismiss the petitions filed by a number of utilities (including the AEP System operating companies) that sought a review of Federal EPA's Memorandum of Agreement. The court concluded that Federal EPA's actions were not final for purposes of judicial review.

       On March 30, 1998, a number of utilities (including the AEP System operating companies) filed motions to intervene in, and to dismiss, the litigation initiated by eight northeastern states in the U.S. District Court for the Southern District of New York that seeks an order directing Federal EPA to rule on the Section 126 petitions within 60 days of receipt.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     APCo, CSPCo, I&M, KEPCo and OPCo

          Exhibit 12 - Statement re: Computation of Ratios.

     AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

          Exhibit 27 - Financial Data Schedule.
          Exhibit 99 - Press Release of AEP and Central and South
                       West Corporation, dated April 30, 1998
                       announcing the joint filing of requests
                        with the Federal Energy Regulatory Commission
                       for approval of their proposed merger and with the Public Utility Commission of Texas for a finding that the merger is in the public interest.

(b)  Reports on Form 8-K:


    AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

    No reports on Form 8-K were filed during the quarter ended
    March 31, 1998.

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


              AMERICAN ELECTRIC POWER COMPANY, INC.


A.A. Pena                                    P.J. DeMaria
A.A. Pena, Treasurer                         P.J. DeMaria, Controller

                      AEP GENERATING COMPANY


A.A. Pena                                    P.J. DeMaria
A.A. Pena, Treasurer                         P.J. DeMaria, Vice President
                                                                and Controller
                    APPALACHIAN POWER COMPANY


A.A. Pena                                    P.J. DeMaria
A.A. Pena, Treasurer                         P.J. DeMaria, Vice President
                                                                and Controller

                 COLUMBUS SOUTHERN POWER COMPANY


A.A. Pena                                    P.J. DeMaria
A.A. Pena, Treasurer                         P.J. DeMaria, Vice President
                                                                and Controller

                  INDIANA MICHIGAN POWER COMPANY


A.A. Pena                                    P.J. DeMaria
A.A. Pena, Treasurer                         P.J. DeMaria, Vice President
                                                                and Controller

                      KENTUCKY POWER COMPANY


A.A. Pena                                    P.J. DeMaria
A.A. Pena, Treasurer                         P.J. DeMaria, Vice President
                                                                and Controller

                        OHIO POWER COMPANY


A.A. Pena                                    P.J. DeMaria
A.A. Pena, Treasurer                         P.J. DeMaria, Vice President
                                                                and Controller




Date:  May 13, 1998